Form 10QSB
period 1999-03-31
CALNEVA CAPITAL CORP
filed 1999-05-14
CIK 1056882

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended March 31, 1999


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


                              (303) 721-0605
                        ---------------------------
                        (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of March 31, 1999, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of March 31, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended March 31, 1999                                 4

              Statement of Cash Flows, Three Months
              Ended March 31, 1999                                 5

              Notes to Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           7

Part II.  Other Information                                        8

                            CALNEVA CAPITAL CORP.

                               BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                               March 31      December 31
                                                 1999            1998
                                             ------------    -----------


Current Assets
 Cash                                          $    310        $    363
                                               --------        --------
     Total Current Assets                           310             363

Organization costs, net of amortization           6,037           6,440
                                               --------        --------
     Total Assets                              $  6,347        $  6,803
                                               ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $  1,538        $    408
  Advances payable, related parties               1,657           1,500
                                               --------        --------
     Total Current Liabilities                    3,195           1,908
                                               --------        --------

Stockholders' Equity:
  Preferred Stock, no par value,
   5,000,000 shares authorized
   none issued and outstanding                        -               -
  Common Stock, no par value,
   100,000,000 shares authorized
   2,000,000 shares issued and
   outstanding                                   10,050          10,050
  Additional paid-in capital                      4,500           3,600
  Accumulated deficit                           (11,398)         (8,755)
                                               --------        --------
Total Stockholders' Equity                        3,152           4,895
                                               --------        --------

Total Liabilities and Stockholders' Equity     $  6,347        $  6,803
                                               ========        ========







The accompanying notes are an integral part of the financial statements.

                             CALNEVA CAPITAL CORP.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                       Three Months Ended March 31, 1999


Revenues                                                  $        -
                                                          ----------
Operating Expenses:
  Amortization                                                   403
  Professional fees                                            1,913
  Rent                                                           300
  Other                                                           27
                                                          ----------
     Total Operating Expenses                                  2,643
                                                          ----------

Net Loss                                                  $   (2,643)
                                                          ----------

Per Share                                                 $      nil
                                                          ==========

Weighted Average Number of Shares Outstanding              2,000,000
                                                          ==========



























The accompanying notes are an integral part of the financial statements.

                            CALNEVA CAPITAL CORP.

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                     Three Months Ended March 31, 1999



Cash Flows from Operating Activities:
  Net (loss)                                              $   (2,643)
     Amortization                                                402
     Increase in accounts payable                              1,130
                                                          ----------
     Net Cash (Used in) Operating Activities                  (1,111)
                                                          ----------

Cash Flows from Investing Activities                               -
                                                          ----------

Cash Flows from Financing Activities:
  Increase in advances, related parties                          158
  Increase in additional paid-in capital                         900
                                                          ----------

     Net Cash Provided by Financing Activities                 1,058
                                                          ----------

(Decrease) in Cash                                               (53)

Cash, Beginning of Period                                        363
                                                          ----------

Cash, End of Period                                       $      310
                                                          ==========

Interest Paid                                             $        -
                                                          ==========

Income Taxes Paid                                         $        -
                                                          ==========













The accompanying notes are an integral part of the financial statements.

                            CALNEVA CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 1999 (Unaudited)


(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Calneva Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Calneva Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Calneva Capital Corp. later in the year.

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

The Company generated no revenues during the quarter ended March 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1999, the Company had no material commitments for capital expenditures.

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


                                   CALNEVA CAPITAL CORP.



Date: May 14, 1999                 By:/s/ Joseph J. Peirce
                                       Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically