Form 10QSB
period 1999-09-30
CALNEVA CAPITAL CORP
filed 1999-11-09
CIK 1056882

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended September 30, 1999


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

                            Yes X             No___


As of September 30, 1999, the Registrant had 2,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of September 30, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended September 30, 1999                             4

              Statement of Operations, Nine Months
              Ended September 30, 1999                             5

              Statement of Cash Flows, Nine Months
              Ended September 30, 1999                             6

              Notes to Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                        9

                            CALNEVA CAPITAL CORP.

                               BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                             September 30    December 31
                                                 1999            1998
                                             ------------    -----------


Current Assets
 Cash                                          $    255        $    363
                                               --------        --------
     Total Current Assets                           255             363

Organization costs, net of amortization           5,233           6,440
                                               --------        --------
     Total Assets                              $  5,488        $  6,803
                                               ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $  2,618        $    408
  Advances payable, related parties               1,657           1,500
                                               --------        --------
     Total Current Liabilities                    4,275           1,908
                                               --------        --------

Stockholders' Equity:
  Preferred Stock, no par value,
   5,000,000 shares authorized
   none issued and outstanding                        -               -
  Common Stock, no par value,
   100,000,000 shares authorized
   2,000,000 shares issued and
   outstanding                                   10,050          10,050
  Additional paid-in capital                      6,300           3,600
  Accumulated deficit                           (15,137)         (8,755)
                                               --------        --------
Total Stockholders' Equity                        1,213           4,895
                                               --------        --------

Total Liabilities and Stockholders' Equity     $  5,488        $  6,803
                                               ========        ========







The accompanying notes are an integral part of the financial statements.

                             CALNEVA CAPITAL CORP.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                    Three Months Ended September 30, 1999


Revenues                                                  $        -
                                                          ----------
Operating Expenses:
  Amortization                                                   403
  Professional fees                                            1,266
  Rent                                                           300
  Other                                                           28
                                                          ----------
     Total Operating Expenses                                  1,997
                                                          ----------

Net Loss                                                  $   (1,997)
                                                          ----------

Per Share                                                 $      nil
                                                          ==========

Weighted Average Number of Shares Outstanding              2,000,000
                                                          ==========





























The accompanying notes are an integral part of the financial statements.

                             CALNEVA CAPITAL CORP.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                      Nine Months Ended September 30, 1999


Revenues                                                  $        -
                                                          ----------
Operating Expenses:
  Amortization                                                 1,208
  Professional fees                                            4,193
  Rent                                                           900
  Other                                                           81
                                                          ----------
     Total Operating Expenses                                  6,382
                                                          ----------

Net Loss                                                  $   (6,382)
                                                          ----------

Per Share                                                 $      nil
                                                          ==========

Weighted Average Number of Shares Outstanding              2,000,000
                                                          ==========





























The accompanying notes are an integral part of the financial statements.

                            CALNEVA CAPITAL CORP.

                          STATEMENT OF CASH FLOWS
                                (Unaudited)

                    Nine Months Ended September 30, 1999



Cash Flows from Operating Activities:
  Net (loss)                                              $   (6,382)
     Amortization                                              1,207
     Increase in accounts payable                              2,209
                                                          ----------
     Net Cash (Used in) Operating Activities                  (2,966)
                                                          ----------

Cash Flows from Investing Activities                               -
                                                          ----------

Cash Flows from Financing Activities:
  Increase in advances, related parties                          158
  Increase in additional paid-in capital                       2,700
                                                          ----------

     Net Cash Provided by Financing Activities                 2,858
                                                          ----------

(Decrease) in Cash                                              (108)

Cash, Beginning of Period                                        363
                                                          ----------

Cash, End of Period                                       $      255
                                                          ==========

Interest Paid                                             $        -
                                                          ==========

Income Taxes Paid                                         $        -
                                                          ==========













The accompanying notes are an integral part of the financial statements.

                            CALNEVA CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                        September 30, 1999 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1999, the Company had no material commitments for capital expenditures.

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


                                   CALNEVA CAPITAL CORP.



Date: November 3, 1999             By:/s/ Joseph J. Peirce
                                       Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically